Form 10-K
period 2000-12-31
KEYCORP STUDENT LOAN TRUST 2000-A
filed 2001-04-02
CIK 1116562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2000
                          -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.

                      Commission File Number: 333-80109-02
                                              ------------

                        KEYCORP STUDENT LOAN TRUST 2000-A
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                       36-4362436
------------------------------------              -------------------
STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION                    IDENTIFICATION NO.)

  C/O KEY BANK USA, NATIONAL ASSOCIATION, AS ADMINISTRATOR, 800 SUPERIOR AVE.,
--------------------------------------------------------------------------------
  ATTN:  DEBRA FRONIUS, CLEVELAND, OHIO                         44114
--------------------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

Registrant's telephone number, including area code:  (216) 828-9353
                                                     ---------------------------

Securities Registered pursuant to Section 12(b) of the Act:            NONE
                                                             -------------------

Securities Registered pursuant to Section 12(g) of the Act:            NONE
                                                             -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes   X         No
       -----          -----

         The registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

         The registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

         No documents are incorporated by reference into this Form 10-K.
                             Exhibit Index on Page 6
                                                  --
                               Page 1 of 18 Pages
                                   --    --

         This Annual Report on Form 10-K is filed in reliance upon certain no action letters, including a letter dated May 9, 1997, issued by the Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission relating to the KeyCorp Student Loan Trust 1996-A, Registration No. 333-4274, stating that the Division will not object if the Registrant files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act in the manner described in a letter dated April 28, 1997, to the Office of Chief Counsel on behalf of the Registrant. Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K.

                                     PART I

Item 1.       BUSINESS.

              Omitted.

Item 2.       PROPERTIES.

              The property of the Registrant consists solely of student loans that are either (i) guaranteed as to the payment of principal and interest by the Pennsylvania Higher Education Assistance Agency ("PHEAA"), Nebraska Student Loan Program ("NSLP"), California Student Aid Commission ("CSAC"), United Student Aid Fund ("USAF"), New York State Higher Education Services Corporation ("HESC"), Educational Credit Management Corporation ("ECMC"), Great Lakes Higher Education Guaranty Corporation ("GLHEC"), Michigan Higher Education Assistance Agency ("MHEAA") or the Massachusetts Higher Education Assistance Corporation now doing business as American Student Assistance ("ASA"), and are reinsured by the United States Department of Education (the "Department") or (ii) guaranteed as to the payment of principal and interest by The Education Resources Institute, Inc. ("TERI") a private guarantor and are not reinsured by the Department or (iii) are non-guaranteed and not reinsured by the Department.

              See Exhibit 99(a) a Certificate of Key Bank USA, National Association, as Master Servicer of the Registrant with respect to the activities of the Master Servicer during the fiscal year ended December 31, 2000,

              See Exhibit 99(b)and 99(f) a Certificate of Pennsylvania Higher Education Assistance Agency, as Subservicer of the Registrant, and the Independent Accountant's Report of KPMG Peat Marwick with respect to the activities of such Subservicer during the calendar year ended December 31, 2000,

              See Exhibit 99(c) and 99(g) a Certificate of Great Lakes Educational Loan Services, Inc. ("Great Lakes"), as Subservicer of the Registrant, and the Independent Accountant's Report of Ernst & Young with respect to the activities of the Subservicer during the calendar year ended December 31,

              2000 and

              See Exhibits 99(d) and 99(h) a Certificate of Key Bank USA, National Association, as Administrator of the Registrant, and the Independent Auditor's Report of Ernst & Young with respect to the activities of the Administrator during the fiscal year ended December 31, 2000.

              See Exhibit 99(e) a Certificate of Bank One, National Association, as Issuer of the Registrant with respect to the activities of the Issuer during the fiscal year ended December 31, 2000.

Item 3.       LEGAL PROCEEDINGS.

              The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              No matters were submitted to Noteholders for a vote during the fiscal year covered by this Annual Report. The Registrant did not issue any Certificates, it only issued Floating Rate Asset Backed Notes.

                                     PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

              Not Applicable; the Registrant did not issue any Certificates; it issued only Floating Rate Asset Backed Notes.

Item 6.       SELECTED FINANCIAL DATA.

              Omitted.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

              Omitted.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              Omitted.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              Omitted.

Item 11.      EXECUTIVE COMPENSATION.

              Omitted.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              Not applicable; the Registrant did not issue any Certificates; it issued only Floating Rate Asset Backed Notes.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              Omitted.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
           (a)(1) FINANCIAL STATEMENTS
               Not Applicable.

           (a)(2) FINANCIAL STATEMENT SCHEDULES
               Not Applicable.

           (b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 2000:
               8-K dated November 27, 2000, reporting under Item 5 thereof, the regularly quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Notes and the distribution of the Noteholder's Statement.

           (c) EXHIBITS. The following documents are filed as part of this Annual Report on Form 10-K.

              99(a) Master Servicer's Compliance Certificate, Key Bank USA, National Association.

              99(b) Subservicer's Compliance Certificate from Pennsylvania Higher Education Assistance Agency ("PHEAA").

              99(c) Subservicer's Compliance Certificate from Great Lakes Educational Loan Services, Inc. ("Great Lakes").

              99(d)  Administrator's Compliance Certificate.

              99(e)  Issuer's Compliance Certificate.

              99(f) Independent Accountant's Report of KPMG Peat Marwick regarding PHEAA.

              99(g) Independent Accountant's Report of Ernst & Young regarding Great Lakes.

              99(h)  Independent Auditor's Report of Ernst & Young.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date:  March  30, 2001
                                  KEYCORP STUDENT LOAN TRUST 2000-A

                                  BY:  BANK ONE, NATIONAL ASSOCIATION, NOT IN
                                  ITS INDIVIDUAL CAPACITY BUT SOLELY AS
                                  ELIGIBLE LENDER TRUSTEE ON BEHALF OF THE TRUST

                                  By:          /s/Jeffrey L. Kinney
                                     --------------------------------------
                                  Name:         Jeffrey L. Kinney
                                       ------------------------------------
                                  Title:        Vice President
                                        -----------------------------------

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the Registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report. There are no Certificateholders.

INDEX OF EXHIBITS


   EXHIBIT NUMBER                      DESCRIPTION                        PAGE

       99(a)             Master Servicer's Compliance Certificate           7
                                                                            -

       99(b)            Subservicer's Compliance Certificate PHEAA          8
                                                                            -

       99(c)         Subservicer's Compliance Certificate Great Lakes       9
                                                                            -

       99(d)              Administrator's Compliance Certificate           10
                                                                           --

       99(e)                 Issuer's Compliance Certificate               11
                                                                           --

       99(f)           Independent Accountant's Report of KPMG Peat        12
                                 Marwick regarding PHEAA                   --

       99(g)         Independent Accountant's Report of Ernst & Young      17
                                  regarding Great Lakes                    --

       99(h)         Independent Accountant's Report of Ernst & Young      18
                                                                           --