Form 10-K
period 2003-12-31
KEYCORP STUDENT LOAN TRUST 2000-A
filed 2004-03-25
CIK 1116562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
                                             -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                      Commission File Number: 333-80109-02

                        KEYCORP STUDENT LOAN TRUST 2000-A
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                       36-4362436
------------------------------------           ---------------------------------
STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION                       IDENTIFICATION NO.)

  C/O KEY BANK USA, NATIONAL ASSOCIATION, AS ADMINISTRATOR, 800 SUPERIOR AVE.,
  ----------------------------------------------------------------------------
  ATTN:  DEBRA FRONIUS, CLEVELAND, OHIO                              44114
  -------------------------------------                              -----
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

Registrant's telephone number, including area code:  (216) 828-9353
                                                     --------------
Securities Registered pursuant to Section 12(b) of the Act:          None
                                                             -------------------

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

Yes  [X]    No [ ]


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

              See Exhibit 99(a), a Certificate of Key Bank USA, National Association, as Master Servicer of the Registrant with respect to the activities of the Master Servicer during the fiscal year ended December 31, 2003.

              See Exhibits 99(b) and 99(f), a Certificate of Pennsylvania Higher Education Assistance Agency, as Subservicer of the Registrant, and the Independent Accountant's Report of KPMG LLP with respect to the activities of such Subservicer during the calendar year ended December 31, 2003.

              See Exhibits 99(c) and 99(g), a Certificate of Great Lakes Educational Loan Services, Inc. ("Great Lakes"), as Subservicer of the Registrant, and the Independent Accountant's Report of Ernst & Young with respect to the activities of the Subservicer during the calendar year ended December 31, 2003.

              See Exhibits 99(d) and 99(h), a Certificate of Key Bank USA, National

              Association, as Administrator of the Registrant, and the Independent Auditor's Report of Ernst & Young with respect to the activities of the Administrator during the fiscal year ended December 31, 2003.

              See Exhibit 99(e), a Certificate of the Registrant, through JPMorgan Chase Bank, as successor in interest to Bank One, National Association, as Eligible Lender Trustee of the Registrant with respect to the activities of the Registrant as Issuer during the fiscal year ended December 31, 2003.

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

              Omitted.

Item 8.       Financial Statements and Supplementary Data.

              Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                                                    Page 4 of 24
              None.

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

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           (a)(1) Financial Statements
                Not Applicable.

           (a)(2) Financial Statement Schedules
                Not Applicable.

           (b) Reports on Form 8-K filed during the last quarter of 2003:
               8-K dated November 25, 2003, reporting under Item 5 thereof, the regular quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Notes and the distribution of the Noteholder's Statement.

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

EXHIBIT NUMBER                                DESCRIPTION
    99(a)            Master Servicer's Compliance Certificate, Key Bank USA, National Association.

    99(b)            Subservicer's Compliance Certificate from Pennsylvania Higher Education Assistance
                     Agency ("PHEAA").

    99(c)            Subservicer's Compliance Certificate from Great Lakes Educational Loan Services,
                     Inc. ("Great Lakes").

    99(d)            Administrator's Compliance Certificate.

    99(e)            Issuer's Compliance Certificate.

    99(f)            Independent Accountant's Report of KPMG LLP regarding PHEAA.

    99(g)            Independent Accountant's Report of Ernst & Young regarding Great Lakes.

    99(h)            Independent Auditor's Report of Ernst & Young.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date:  March 19, 2004
                              KEYCORP STUDENT LOAN TRUST 2000-A

                              BY:  KEY BANK USA,  NATIONAL ASSOCIATION, AS
                              ADMINISTRATOR, ON BEHALF OF  THE TRUST

                              By:          /S/ DARLENE H. DIMITRIJEVS
                                ------------------------------------------------

                              Name:         Darlene H. Dimitrijevs
                                         ---------------------------------------

                              Title:       Senior Vice President
                                         ---------------------------------------

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

In giving the certification above, I have reasonably relied on information provided to me by the following unaffiliated parties: Pennsylvania Higher Education Assistance Agency, Great Lakes Educational Loan Services, Inc., JPMorgan Chase Bank as successor in interest to Bank One National Association, as Eligible Lender Trustee, and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Indenture Trustee.

Date:  February 19, 2004                    /S/ DARLENE H. DIMITRIJEVS
                                            --------------------------
                                            Darlene H. Dimitrijevs
                                            Senior Vice President
                                            Key Bank USA, National Association

                                INDEX OF EXHIBITS

EXHIBIT NUMBER                      DESCRIPTION                         PAGE
    99(a)             Master Servicer's Compliance Certificate            9
                                                                          -

    99(b)            Subservicer's Compliance Certificate PHEAA          10
                                                                         --

    99(c)         Subservicer's Compliance Certificate Great Lakes       11
                                                                         --

    99(d)              Administrator's Compliance Certificate            12
                                                                         --

    99(e)                 Issuer's Compliance Certificate                13
                                                                         --

    99(f)           Independent Accountant's Report of KPMG LLP          14
                                  regarding PHEAA                        --


    99(g)         Independent Accountant's Report of Ernst & Young       20
                             regarding Great Lakes                       --


    99(h)          Independent Auditor's Report of Ernst & Young         24
                                                                         --